Form 10-K
period 2003-12-31
BANK ONE AUTO SECURITIZATION TRUST 2003-1
filed 2004-03-30
CIK 1266501

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-107580-01

Bank One Auto Securitization Trust 2003-1

(Issuer of the Notes)

(Exact name of registrant as specified in its charter)

Delaware	Not Available
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wilmington Trust Company Rodney Square North 1100 North Market Street Wilmington, Delaware	19890-1600
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 282-1039

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒         NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☐         NO ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not Applicable.

Indicate the number shares outstanding of each of the Registrant’s class of common stock, as of the latest practicable date.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	The sections of the Registrant’s prospectus supplement (Registration No. 333-107580-01) filed on October 8, 2003 set forth below:

(a)	“Risk Factors” on pages S-11 through S-15 of the prospectus supplement; and

(b)	the prospectus.

BANK ONE AUTO SECURITIZATION TRUST 2003-1

2003 FORM 10-K ANNUAL REPORT

Introductory Note

The Registrant will respond only to certain items of Form 10-K. In doing so, the Registrant will be relying on a letter dated August 16, 1995 from the Securities and Exchange Commission, Division of Corporation Finance, Office of Chief Counsel to Bank One, Texas, N.A., the originator and servicer of the Bank One Auto Trust 1995-A, granting the Servicer of the Bank One Auto Trust 1995-A relief from the requirement to respond to various items of Form 10-K. The items to which the Registrant is not required to respond are designated herein as “Not Applicable”.

Bank One, National Association, the transferor and servicer of the Bank One Auto Securitization Trust 2003-1, is a direct, wholly owned subsidiary of BANK ONE CORPORATION (“BANK ONE”).

On January 14, 2004, J.P. Morgan Chase & Co. and BANK ONE entered into an Agreement and Plan of Merger. The agreement provides that BANK ONE will be merged with and into J.P. Morgan Chase & Co. with J.P. Morgan Chase as the surviving entity. The merger is subject to the approval of the shareholders of both institutions as well as U.S. federal and state and foreign regulatory authorities, and there can be no assurance that such merger will take place. Completion of the transaction is expected to occur in mid-2004.

PART I

ITEM 1.    BUSINESS

Available Information:    BANK ONE, the parent corporation of Bank One, National Association, the transferor and servicer for the Bank One Auto Securitization Trust 2003-1, has an Internet website at www.bankone.com which includes certain Trust reports. Electronic copies of the annual report on Form 10-K and current reports on Form 8-K for the Bank One Auto Securitization Trust 2003-1 are available free of charge by visiting the “Investor Relations” section of www.bankone.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

The Bank One Auto Securitization Trust 2003-1 (the “2003-1 Trust”) is a Delaware statutory trust formed pursuant to the trust agreement (the “2003-1 Trust Agreement”) between Bank One Auto Securitization LLC, as depositor, and Wilmington Trust Company, as owner trustee. On October 14, 2003 Bank One Auto Securitization LLC sold receivables with an aggregate principal balance of $733,163,743.80 as of the cut-off date (the “2003-1 Receivables”) to the 2003-1 Trust. The 2003-1 Trust pledge the 2003-1 Receivables to JPMorgan Chase Bank, as indenture trustee (the “2003-1 Indenture Trustee”), who in turn issued asset backed notes (the “2003-1 Asset Backed Notes”).

ITEM 2.    PROPERTIES

See Item 1 above.

The receivables included in the Trust (the “Trust Portfolio”), as of the close of business on December 31, 2003, had the following characteristics:

POOL STATISTICS
		Initial	Current
Collateral Pool Balance Data:
Net Pool Balance		$733,163,743.80	$651,449,390.32
Number of Current Contracts		41,825	39,668
Weighted Average Loan Rate		6.4000%	6.3912%
Weighted Average Remaining Term (months)		56.6	52.7

Net Loss Activity:
		Units	Principle Balance
Principle Losses for Current Collection Period		18	$154,228.27
Less: Recoveries from Prior Months Charge offs			$22,485.19
Net Principle Losses for Current Collection Period			$131,743.08
Monthly Net Loss Rate (Annualized)			0.2354%
Beginning Net Principle Losses		17	$112,329.18
Net Principle Losses for Current Collection Period		18	$131,743.08
Cumulative Net Principle Losses		35	$244,072.26
Cumulative Net Principle Loss Rate			0.0333%
Receivables for which related Financed Vehicle has Been repossessed and not liquidated		28	$515,854.40

Delinquencies Aging Profile –End of Period:
	Percentage	Units	Outstanding Principal Balance
Current	93.32%	37,207	$607,935,131.47
1-29 Days Delinquent	6.07%	2,224	$39,513,885.75
30-59 Days Delinquent	0.38%	147	$2,478,593.39
60-89 Days Delinquent	0.11%	47	$741,016.35
90-119 Days Delinquent	0.08%	30	$509,957.52
120-149 Days Delinquent	0.04%	13	$270,805.84
150-179 Days Delinquent	0.00%	—	—
180+ Days Delinquent	0.00%	—	—

Total		39,668	$651,449,390.32

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party, or of which any of its property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, the number of holders of record identified by the Depository Trust Company for the respective Classes of Notes is as follows:

Note Description	Record Holders
Class A-1 Asset Backed Notes	4
Class A-2 Asset Backed Notes	9
Class A-3 Asset Backed Notes	30
Class A-4 Asset Backed Notes	23
Class B Asset Backed Notes	3

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11     EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	The following sets forth certain information believed by the Registrant to be accurate based on information provided to it concerning the beneficial ownership of the notes. The following persons hold in excess of 5% of the aggregate outstanding 2003-1 Asset Backed Notes as of December 31, 2003:

Title of Class	Name and Address of Beneficial Owner	Amount of Notes	% of Ownership
CLASS A-1	Mellon Trust of New England, N. A. Melissa Tarasovich 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	26,000	17.45%

	State Street Bank and Trust Company Joseph Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	119,000	79.87%

Title of Class	Name and Address of Beneficial Owner	Amount of Notes	% of Ownership
CLASS A-2	Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	63,100	25.76%

	Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	24,090	9.83%

	Investors Bank & Trust Company Eric Lippman 200 Clarendon St. 9th Fl. Corporate Actions Unit/ TOP57 Boston, MA 02116	15,020	6.13%

	JP Morgan Chase Bank Proxy/Class Actions/Bankruptcy Paula J. Dabner 14201 Dallas Pkwy Dallas, TX 75254	30,740	12.55%

	Northern Trust Company (The) Amelia Henson 801 S. Canal C-IN Chicago, IL 60607	54,500	22.24%

	State Street Bank and Trust Company Joseph Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	49,930	20.38%

Title of Class	Name and Address of Beneficial Owner	Amount of Notes	% of Ownership
CLASS A-3	Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	14,326	9.49%

	JP Morgan Chase Bank Proxy/Class Actions/Bankruptcy Paula J. Dabner 14201 Dallas Pkwy Dallas, TX 75254	20,170	13.36%

	Northern Trust Company (The) Amelia Henson 801 S. Canal C-IN Chicago, IL 60607	41,003	27.15%

	State Street Bank and Trust Company Joseph Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	23,460	15.54%

	Wachovia Bank N.A. –Phila. Main Courtney Burton 530 Walnut Street 1st Floor Philadelphia, PA 19101	8,918	5.91%

	Wells Fargo Bank Minnesota, NA C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	8,415	5.57%

Title of Class	Name and Address of Beneficial Owner	Amount of Notes	% of Ownership
CLASS A-4	Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	21,650	13.47%

	Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	36,000	22.41%

	JP Morgan Chase Bank Proxy/Class Actions/Bankruptcy Paula J. Dabner 14201 Dallas Pkwy Dallas, TX 75254	51,405	31.99%

	Northern Trust Company (The) Amelia Henson 801 S. Canal C-IN Chicago, IL 60607	9,570	5.96%

	State Street Bank and Trust Company Joseph Callahan 1776 Heritage Dr. Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	21,190	13.19%

CLASS B	Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	5,329	29.07%

	Citibank, N.A. David A. Leslie 3800 Citibank Center B3-15 Tampa, FL 33610	4,000	21.82%

	JP Morgan Chase Bank Proxy/Class Actions/Bankruptcy Paula J. Dabner 14201 Dallas Pkwy Dallas, TX 75254	9,000	49.10%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

3.	Exhibits:

31.1	Senior Officer for Securitization Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

99.1	Annual Servicer’s Certificate.

99.2	Independent Accountants’ Reports of KPMG LLP on Management’s Assertions with respect to the Bank One Auto Securitization Trust 2003-1.

(b) Reports on Form 8-K

The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:

October 20, 2003; October 22, 2003; November 20, 2003 and December 22, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

BANK ONE, NATIONAL ASSOCIATION

    As Servicer for Bank One Auto Securitization Trust 2003-1

By: /s/    David A. Penkrot

Name: David A. Penkrot

Title: Senior Officer for Securitzation Servicing and

Senior Vice President-Controller

Signature	Title
/s/ Jonathon D. Dargusch* Jonathon D. Dargusch	Director, Bank One, National Association

/s/ Melissa P. Ingwersen * Melissa P. Ingwersen	Director, Bank One, National Association

s/ William C.Leiter* William C. Leiter	Director, Bank One, National Association

/s/ Stephen M. Samford* Stephen M. Samford	Director, Bank One, National Association

/s/ Bradley H. Tidwell* Bradley H. Tidwell	Director, Bank One, National Association

Date: March 29, 2004

*	The undersigned, by signing his or her name hereto, does sign this Form 10-K on behalf of each of the above-indicated officers and directors of the Servicer pursuant to the power of attorney signed by such officers and directors.

By: /s/    David A. Penkrot

Attorney-in-Fact